Form 10-K
period 2005-12-31
Protective Life Secured Trust 2005-18
filed 2006-03-31
CIK 1333530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-100944-79

Protective Life Secured Trust 2005-18
(by Protective Life Insurance Company as sponsor and depositor)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-6567897 (I.R.S. Employer Identification No.)
Protective Life Secured Trust 2005-18 c/o Protective Life Insurance Company 2801 Highway 280 South Birmingham, Alabama (Address of principal executive offices) 35223 (Zip Code)

Registrant's telephone number, including area code: (205) 268-1000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐     Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  None.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 3.    Legal Proceedings.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Not applicable.

PART III

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Not applicable.

Item 13.    Certain Relationships and Related Transactions.

        None.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

Exhibit 31.1	Section 302 Certification.
Exhibit 99.1	Annual Statement of Compliance by The Bank of New York.
Exhibit 99.2	Report of Independent Registered Public Accounting Firm.
Exhibit 99.3	Administrative Reports of the Trust.

        For information relating to Protective Life Insurance Company ("PLIC"), please see PLIC's (Commission file number 001-31901) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports and other information that PLIC has filed electronically with the SEC.

2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protective Life Secured Trust 2005-18 (by Protective Life Insurance Company as sponsor and depositor)

Date: March 31, 2006	By:	/s/ JUDY WILSON Name: Judy Wilson Title: Senior Vice President

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities
Pursuant to Section 12 of the Act

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsquent to the filing of this Form 10-K.

3

EXHIBIT INDEX

Exhibit	Description
Exhibit 31.1	Section 302 Certification.
Exhibit 99.1	Annual Statement of Compliance by The Bank of New York.
Exhibit 99.2	Report of Independent Registered Public Accounting Firm.
Exhibit 99.3	Administrative Reports of the Trust.